Form 10-Q
period 2004-03-31
TELEX COMMUNICATIONS INTERNATIONAL LTD; TELEX COMMUNICATIONS INC
filed 2004-04-28
CIK 1276483, 857668

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004     Commission File No. 333-112819

                           TELEX COMMUNICATIONS, INC.
                    TELEX COMMUNICATIONS INTERNATIONAL, LTD.
             (Exact name of Registrant as specified in its charter)

             DELAWARE                                            11-3707780
             DELAWARE                                            41-1869814
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

            12000 PORTLAND AVENUE SOUTH, BURNSVILLE, MINNESOTA 55337
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

       Registrant's telephone number, including area code: (952) 884-4051

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                         YES [ ] NO [X]

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).                       YES [ ] NO [X]

AS OF APRIL 28, 2004, TELEX COMMUNICATIONS, INC. HAD OUTSTANDING 500 SHARES OF COMMON STOCK, $0.01 PAR VALUE.

                        THIS DOCUMENT CONTAINS 23 PAGES.
================================================================================

                        PART I. -- FINANCIAL INFORMATION

                                                                                                 Page(s)
Item 1.  Financial Statements
Included herein is the following unaudited financial information:
Condensed Consolidated Balance Sheets as of March 31, 2004 and December 31, 2003                   3
Condensed Consolidated Statements of Operations for the three month periods ended
March 31, 2004 and 2003                                                                            4
Condensed Consolidated Statements of Cash Flows for the three month periods ended
March 31, 2004 and 2003                                                                            5
Notes to Condensed Consolidated Financial Statements                                               6-11
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations     12-18
Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                19
Item 4.  Controls and Procedures                                                                   20

                          PART II. -- OTHER INFORMATION

                                                                                                 Page(s)
Item 6. Exhibits and Reports on Form 8-K                                                           21
Signatures                                                                                         22
Exhibit Index                                                                                      23

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           TELEX COMMUNICATIONS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                 MARCH 31,       DECEMBER 31,
                                                                   2004              2003
                                                               ----------        -----------
                                                               (UNAUDITED)       (SEE NOTE)
                                     ASSETS

Current assets:
        Cash and cash equivalents                               $   9,888         $   6,698
        Accounts receivable, net                                   47,606            47,455
        Inventories                                                49,751            45,967
        Other current assets                                        6,306             7,437
                                                                ---------         ---------
          Total current assets                                    113,551           107,557

Property, plant and equipment, net                                 30,394            29,951
Deferred financing costs, net                                       6,227             6,368
Goodwill, net                                                      23,332            23,353
Other assets                                                        2,943             2,981
                                                                ---------         ---------
                                                                $ 176,447         $ 170,210
                                                                =========         =========

                      LIABILITIES AND SHAREHOLDER'S DEFICIT

Current liabilities:
        Current maturities of long-term debt                    $     443         $     446
        Accounts payable                                           16,758            12,879
        Accrued wages and benefits                                  8,760            10,384
        Other accrued liabilities                                  13,928            11,557
        Income taxes payable                                        8,190             9,046
                                                                ---------         ---------
          Total current liabilities                                48,079            44,312

Long-term debt, net                                               126,310           126,413
Other long-term liabilities                                         8,448             7,474
                                                                ---------         ---------
          Total liabilities                                       182,837           178,199
                                                                ---------         ---------

Shareholder's deficit:
        Common stock and capital in excess of par                 143,029           143,029
        Accumulated other comprehensive loss                       (2,847)           (3,260)
        Accumulated deficit                                      (146,572)         (147,758)
                                                                ---------         ---------
          Total shareholder's deficit                              (6,390)           (7,989)
                                                                ---------         ---------
                                                                $ 176,447         $ 170,210
                                                                =========         =========

            See notes to condensed consolidated financial statements.

Note: The balance sheet at December 31, 2003 has been derived from the Company's audited financial statements at that date.

                           TELEX COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                   (UNAUDITED)

                                                                      SUCCESSOR       PREDECESSOR
                                                                      ---------       -----------
                                                                         THREE MONTHS ENDED
                                                                      ---------------------------
                                                                      MARCH 31,         MARCH 31,
                                                                        2004              2003
                                                                      --------          ---------
Net sales                                                             $ 67,266          $ 60,875
Cost of sales                                                           37,580            35,463
                                                                      --------          --------
                 Gross profit                                           29,686            25,412
                                                                      --------          --------
Operating expenses:

          Engineering                                                    3,469             3,580
          Selling, general and
          administrative                                                19,353            18,602
          Amortization of other intangibles                                  3                12
                                                                      --------          --------
                                                                        22,825            22,194
                                                                      --------          --------
                 Operating profit                                        6,861             3,218

Interest expense                                                        (4,150)           (7,041)
Other (loss) income, net                                                   (42)               83
                                                                      --------          --------
Income (loss) before income taxes                                        2,669            (3,740)
Provision for income taxes                                               1,473               981
                                                                      --------          --------
                 Net income (loss)                                    $  1,196          $ (4,721)
                                                                      ========          ========

            See notes to condensed consolidated financial statements.

                           TELEX COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                   (UNAUDITED)

                                                                                  SUCCESSOR    PREDECESSOR
                                                                                  ---------    -----------
                                                                                     THREE MONTHS ENDED
                                                                                  ------------------------
                                                                                  MARCH 31,     MARCH 31,
                                                                                    2004          2003
                                                                                  ---------    -----------
OPERATING ACTIVITIES:
      Net income (loss)                                                            $ 1,196      $(4,721)
      Adjustments to reconcile net income (loss) to cash flows from operations:
           Depreciation and amortization                                             1,493        1,516
           Amortization of finance charges and pay-in-kind interest charge             348        5,426
           Gain on disposition of assets                                                 -          (12)
           Change in operating assets and liabilities                                2,394         (563)
           Change in long-term liabilities                                            (330)          58
           Other, net                                                                  272          267
                                                                                   -------      -------
      Net cash provided by  operating activities                                     5,373        1,971
                                                                                   -------      -------

INVESTING ACTIVITIES:
      Additions to property, plant and equipment                                    (1,956)      (1,282)
      Proceeds from disposition of assets                                                -           12
      Other                                                                             55           55
                                                                                   -------      -------
      Net cash used in investing activities                                         (1,901)      (1,215)
                                                                                   -------      -------

FINANCING ACTIVITIES:
      Borrowings (repayments) under revolving lines of credit, net                       -        1,683
      Repayment of long-term debt                                                     (110)      (2,974)
      Payment of deferred financing costs                                             (182)           -
      Dividend to parent                                                               (10)           -
                                                                                   -------      -------
      Net cash used in financing activities                                           (302)      (1,291)
                                                                                   -------      -------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                            20           34
                                                                                   -------      -------

CASH AND CASH EQUIVALENTS:
      Net increase (decrease)                                                        3,190         (501)
      Balance at beginning of period                                                 6,698        3,374
                                                                                   -------      -------
      Balance at end of period                                                     $ 9,888      $ 2,873
                                                                                   =======      =======

SUPPLEMENTAL DISCLOSURES OF CASH PAID FOR:
         Interest                                                                  $   264      $ 1,456
                                                                                   =======      =======
         Income taxes                                                              $   513      $ 1,503
                                                                                   =======      =======

            See notes to condensed consolidated financial statements.

                           TELEX COMMUNICATIONS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1.   Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S.) for interim financial information, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year.

     Preparation of the Company's financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates. For further information, refer to the consolidated financial statements and footnotes included in the Company's Registration Statement on Form S-4, as amended, which includes audited consolidated financial statements for the fiscal year ended December 31, 2003.

     Certain 2003 amounts have been reclassified to conform to 2004 presentation.

     COMPANY STRUCTURE

     Telex Communications, Inc. (Telex or Successor), a Delaware corporation, is a wholly owned subsidiary of Telex Communications Intermediate Holdings, LLC (Intermediate). Intermediate is a wholly owned subsidiary of Telex Communications Holdings, Inc. (Old Telex or Predecessor). Telex was formed in connection with the November 19, 2003 restructuring of Old Telex's debt obligations. Reference to "the Company" throughout the remainder of these footnotes means Predecessor and/or Successor, as appropriate, for the relevant period(s).

     Immediately prior to the closing of the November 2003 restructuring, Old Telex transferred to Successor substantially all of Old Telex's assets and liabilities except, principally, its 13% Senior Subordinated Discount Notes due 2006, in exchange for Successor's common stock. Old Telex then contributed Successor's common stock to Intermediate, a new limited liability company, in exchange for all of Intermediate's membership interests. Successor became a wholly owned subsidiary of Intermediate and Intermediate became a wholly owned subsidiary of Old Telex. The subsidiaries of Old Telex became Successor's subsidiaries as part of the asset transfer. Upon the closing of the restructuring, Old Telex changed its name and Successor was renamed.

     As a result of the November 2003 debt restructuring, which was accounted for as being effective November 30, and the formation of a new entity, the consolidated financial statements for the three months ended March 31, 2004 reflect the results of Telex while the consolidated financial statements for the three months ended March 31, 2003 reflect the results of Old Telex.

2.   Inventories

     Inventories consist of the following (in thousands):

                              March 31,          December 31,
                                2004                 2003
                                ----                 ----
Raw materials                  $21,727             $18,941
Work in process                  6,701               6,150
Finished products               21,323              20,876
                               -------             -------
                               $49,751             $45,967
                               =======             =======

3.   Goodwill

     Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS
     142). The Company has certain amounts of goodwill denominated in foreign currencies that fluctuate with movement of exchange rates.

     The following table presents the changes in carrying value of goodwill by business segment as of March 31, 2004 (in thousands):

                                                                  Audio and Wireless
                                          Professional Audio           Technology           Total
                                          ------------------           ----------           -----
Balance as of December 31, 2003                $ 17,263                 $ 6,090           $ 23,353
Foreign currency translation                        (21)                      -                (21)
                                               --------                 -------           --------
Balance as of March 31, 2004                   $ 17,242                 $ 6,090           $ 23,332
                                               ========                 =======           ========

4.   Debt

     Long-term debt consists of the following (in thousands):

                                             March 31,         December 31,
                                               2004                2003
                                               ----                ----
Senior Secured Notes                        $ 125,000           $ 125,000
Other debt                                      1,753               1,859
                                            ---------           ---------

                                              126,753             126,859
Less - current portion                           (443)               (446)
                                            ---------           ---------

              Total long-term debt          $ 126,310           $ 126,413
                                            =========           =========

5.   Income Taxes

     The Company recorded an income tax provision of $1.5 million and $1.0 million on pre-tax income of $2.7 million and pre-tax loss of $3.7 million for the three months ended March 31, 2004 and 2003, respectively. The income tax provision for the three months ended March 31, 2004 is comprised of a U.S. Federal and state income tax provision of $0.3 million, offset by a tax valuation allowance adjustment of $0.2 million, and an income tax provision of $1.4 million attributed to income of certain foreign subsidiaries. The income tax provision for the three months ended March 31, 2003 is comprised of a U.S. Federal and state income tax benefit of $0.9 million, offset by a tax valuation allowance adjustment of $0.9 million, and an income tax provision of $1.0 million attributed to income of certain foreign subsidiaries.

     The Company has a deferred tax asset of $9.0 million offset by a tax valuation allowance of $8.6 million at March 31, 2004 due to the uncertainty of the realization of future tax benefits primarily in the U.S.

6.   Pension and Postretirement Benefits

     The Company has one noncontributory defined benefit cash balance pension plan. Through June 30, 2003, each active participant's account received a benefit credit each year based on the participant's age, vesting service, and total remuneration covered by the pension plan, consisting of base salary, commission, overtime and bonuses paid to the participant. Effective June 30, 2003 the Company made a decision to freeze future pension plan benefits. Plan participants will continue to receive interest credits and will no longer receive a benefit credit based on the participant's age, vesting service and total remuneration.

     The following table presents the net periodic benefit (income) for each period (in thousands):

                                                       Successor         Predecessor
                                                       ---------         -----------
                                                       Three months ended March 31,
                                                       ----------------------------
                                                          2004              2003
                                                       ---------         ----------
Components of net periodic benefit
cost (income):
Service cost                                            $      -          $    121
Interest cost                                                334               354
Expected return on plan assets                              (456)             (462)
Amortization of prior service cost                             -               (43)
                                                        --------          --------
       Net periodic benefit                             $   (122)         $    (30)
                                                        ========          ========

     The Company made an employer contribution of $0.3 million in January 2004 and will make additional employer contributions totaling $0.2 million during the remainder of 2004. The total employer contributions for 2004 decreased by $0.9 million from amounts previously disclosed as recently enacted legislation reduced employer minimum contribution requirements.

     The Company is obligated to provide health and life insurance benefits to a limited number of employees of its U.S. operations upon retirement. The benefits for a substantial portion of these employees were curtailed as of June 30, 2003, thereby reducing the expense to a minimal amount for 2004. The net periodic benefit cost for the three months ended March 31, 2003 was $5,000.

7.   Related-Party Transactions

     In 2000, the Company relocated its corporate headquarters to a facility leased from DRF 12000

     Portland LLC (the LLC), an entity in which the Company has a 50% interest. The Company contributed cash of $0.6 million to the LLC and the investment is accounted for under the equity method. The Company's allocable share of the LLC income is included as a component of other income in the condensed consolidated statements of operations. The LLC financed the purchase of the facility with a mortgage secured by the facility. At March 31, 2004, the remaining balance on the mortgage was $6.6 million. The annual lease payments to the LLC are $1.1 million for years one to five and $1.2 million for years six to ten. The lease commenced in June 2000. The Company may renew the lease at the end of the initial lease term for three renewal terms of five years each. The lease has been classified as an operating lease and the Company records the lease payments as rent expense. The Company's exposure to loss associated with the LLC is its investment in the LLC, which totaled $0.8 million at March 31, 2004. The investment in the LLC is included in the condensed consolidated balance sheets as a component of other assets.

     Telex has reviewed FASB Interpretation No. 46, "Consolidation of Variable Interest Entitites, an Interpretation of ARB No. 51" (FIN 46), pertaining to the consolidation of variable interest entities and has concluded that the LLC is not a variable interest entity to the Company and has determined that the current method of accounting for this investment remains appropriate.

8.   Comprehensive Loss

     Comprehensive loss reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive net loss represents net income or loss adjusted for foreign currency translation adjustments and minimum pension liability adjustments. Comprehensive loss is as follows (in thousands):

                                                    Successor     Predecessor
                                                   -----------   --------------
                                                   Three months ended March 31,
                                                   ----------------------------
                                                      2004          2003
                                                   -----------   --------------
Net income (loss)                                    $1,196         $(4,721)
Other comprehensive income:
Foreign currency translation adjustment                 413             554
                                                   --------      ----------
Comprehensive income (loss)                          $1,609         $(4,167)
                                                   ========      ==========

     The components of accumulated other comprehensive loss are as follows (in thousands):

                                                         March 31,     December 31,
                                                           2004           2003
                                                        ----------     ------------
Foreign currency translation                            $ 3,578         $ 3,165
Minimum pension liability                                (6,425)         (6,425)
                                                        -------         -------
                                                        $(2,847)        $(3,260)
                                                        =======         =======

9.   Segment Information

     The Company has two business segments: Professional Audio and Audio and Wireless Technology.

     Professional Audio

     Professional Audio consists of five product lines within the overall professional audio market, including: (i) permanently installed sound systems; (ii) sound products used by professional musicians and sold principally through retail channels; (iii) sound products used in professional concerts, recording projects and radio and television broadcasts; (iv) broadcast communication products, including advanced digital matrix intercoms, used by broadcasters (including all major television networks) to control production communications, intercoms, headsets and wireless communications systems used by professional, college and high school football teams and stadiums and other professional and high school sports teams; and (v) wired and wireless microphones used in the education, sports, broadcast, music and religious markets.

     Audio and Wireless Technology

     Audio and Wireless Technology targets six principal product markets including: (i) digital audio duplication products for the religious, education and enterprise markets; (ii) military/aviation communication products for the military and aviation markets; (iii) wireless networking products serving the original equipment manufacturer, wireless internet service provider and medical telemetry markets; (iv) land mobile communication products for the public safety, military and industrial markets; (v) audio and wireless education products for classroom and computer based education markets; and (vi) teleconferencing products for the enterprise, education and government markets.

     The following tables provide information by business segment and geographic region for the three months ended March 31, 2004 and 2003 (in thousands):

                                                Audio
                             Professional   and Wireless
                                Audio        Technology    Corporate      Consolidated
                             ------------   ------------   ---------      ------------
Net sales
2004 - Successor               $ 53,757      $ 13,509      $       -       $   67,266
2003 - Predecessor               47,117        13,758              -           60,875

Operating profit (loss)
2004 - Successor               $  4,885      $  2,208      $    (232)      $    6,861
2003 - Predecessor                2,089         1,178            (49)           3,218

Depreciation expense
2004 - Successor               $  1,200      $     81      $     209       $    1,490
2003 - Predecessor                1,305            48            151            1,504

Capital expenditures
2004 - Successor               $  1,310      $    208      $     438       $    1,956
2003 - Predecessor                  544           153            585            1,282

Total assets
2004 - Successor               $121,516      $ 38,887      $  16,044       $  176,447
2003 - Predecessor              116,557        36,733          8,526          161,816

Corporate operating expenses include unallocated corporate engineering, selling, general and administrative costs, and amortization of other intangibles. Corporate identifiable assets relate principally to the Company's investment in information systems and corporate facilities, as well as deferred financing costs.

The Company's net sales into each of its principal geographic regions were as follows (in thousands):

                                       Successor              Predecessor
                                         2004                    2003
                                      ----------             ------------
United States                         $ 33,650                $ 30,822
Europe                                  18,449                  17,965
Asia                                     9,821                   7,427
Other foreign countries                  5,346                   4,661
                                      --------                --------
                                      $ 67,266                $ 60,875
                                      ========                ========

It is not practical for the Company to disclose revenue by product or service grouping for financial reporting purposes as the Company's systems do not reliably compile this information.

Long-lived assets of the Company's United States and international operations were as follow:

                                          March 31, 2004        December 31, 2003
                                          --------------        -----------------
United States                               $ 50,371                $ 50,262
International                                 12,525                  12,391
                                           ---------                --------
                                           $  62,896                $ 62,653
                                           =========                ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as other sections of this report, contains forward-looking statements, including, without limitation, statements relating to our plans, strategies, objectives and expectations, that are based on management's current opinions, beliefs, or expectations as to future results or future events and are made pursuant to the "safe harbor" provisions of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. Any such forward-looking statements involve known and unknown risks and uncertainties and our actual results may differ materially from those forward-looking statements. While made in good faith and with a reasonable basis based on information currently available to management, we cannot assure you that such opinions or expectations will be achieved or accomplished. We do not undertake to update, revise or correct any of the forward-looking information contained in this report. The following factors, in addition to those discussed elsewhere in this report, are representative of those factors that could affect our future results and could cause such results to differ materially from those expressed in such forward-looking statements: (i) the timely development and market acceptance of new products; (ii) the financial resources of competitors and the impact of competitive products and pricing; (iii) changes in general and industry specific economic conditions on a national, regional or international basis; (iv) changes in laws and regulations, including changes in accounting standards; (v) the timing and success of the implementation of changes in our operations to effect cost savings; (vi) opportunities that may be presented to and pursued by us;
(vii) our financial resources, including our ability to access external sources of capital; (viii) war; (ix) natural or manmade disasters (including material acts of terrorism or other hostilities which impact our markets) and (x) such risks and uncertainties as are detailed from time to time in our reports and filings with the Securities and Exchange Commission.

The following discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto contained elsewhere in this report.

OVERVIEW

COMPANY STRUCTURE

Telex Communications, Inc. ("Telex" or "Successor"), a Delaware corporation, is a wholly-owned subsidiary of Telex Communications Intermediate Holdings, LLC ("Intermediate Holding Company"). Intermediate Holding Company is a wholly-owned subsidiary of Telex Communications Holdings, Inc. ("Old Telex" or "Predecessor"). Telex and Intermediate Holding Company were formed in connection with the November 19, 2003 restructuring of Old Telex's debt obligations. Reference to the "Company" throughout the remainder of this Management's Discussion and Analysis of Financial Condition and Results of Operations means Predecessor or Successor, as appropriate, for the relevant period(s).

Immediately prior to the closing of the November 2003 debt restructuring, Old Telex transferred to Successor substantially all of Old Telex's assets and liabilities except, principally, its 13% Senior Subordinated Discount Notes due 2006, in exchange for Successor's common stock. Old Telex then contributed Successor's common stock to Intermediate Holding Company, a new limited liability company, in exchange for all of Intermediate Holding Company's membership interests. Successor became a wholly-owned subsidiary of Intermediate Holding Company and Intermediate Holding Company became a wholly-owned subsidiary of Old Telex. The subsidiaries of Old Telex became Successor's subsidiaries as part of the asset transfer. Upon the closing of the restructuring, Old Telex changed its name to "Telex Communications Holdings, Inc." and Successor was renamed "Telex Communications, Inc."

As a result of the November 2003 debt restructuring, which was accounted for as being effective November 30, and the formation of a new entity, the consolidated financial statements for the three months ended March 31, 2004 reflect the results of Telex while the consolidated financial statements for the three months ended March 31, 2003 reflect the results of Old Telex.

DESCRIPTION OF BUSINESS

We are a leader in the design, manufacture and marketing of sophisticated audio and wireless communications equipment to commercial, professional and industrial customers. We provide high value-added communications products designed to meet the specific needs of customers in commercial, professional and industrial markets. We offer a comprehensive range of products worldwide for professional audio systems as well as for audio and wireless product markets, including wired and wireless microphones, wired and wireless intercom systems, mixing consoles, signal processors, amplifiers, loudspeaker systems, headphones and headsets, digital audio duplication products, antennas, land mobile communication systems and wireless assistive listening systems. Our products are used in airports, theaters, sports arenas, concert halls, cinemas, stadiums, convention centers, television and radio broadcast studios, houses of worship and other venues where music or speech is amplified or transmitted, and by professional entertainers, television and radio on-air talent, airline pilots and the hearing impaired in order to facilitate speech or communications.

We have two business segments: Professional Audio and Audio and Wireless Technology. Professional Audio consists of five product lines within the overall professional audio market, including: (i) permanently installed sound systems;
(ii) sound products used by professional musicians and sold principally through retail channels; (iii) sound products used in professional concerts, recording projects and radio and television broadcasts; (iv) broadcast communication products, including advanced digital matrix intercoms used by broadcasters (including all major television networks) to control production communications, intercoms, headsets and wireless communications systems used by professional, college and high school football teams and stadiums and other professional and high school sports teams; and (v) wired and wireless microphones used in the education, sports, broadcast, music and religious markets.

Audio and Wireless Technology targets six principal product markets including:
(i) digital audio duplication products for the religious, education and enterprise markets; (ii) military/aviation communication products for the military and aviation markets; (iii) wireless networking products serving the original equipment manufacturer, wireless internet service provider and medical telemetry markets; (iv) land mobile communication products for the public safety, military and industrial markets; (v) audio and wireless education products for classroom and computer based education markets; and (vi) teleconferencing products for the enterprise, education and government markets.

We maintain assets and/or operations in a number of foreign jurisdictions, the most significant of which are Germany, the United Kingdom, Japan, Singapore, and Hong Kong. In addition, we conduct business in local currency in many countries, the most significant of which are Germany, the United Kingdom, Japan, Hong Kong, Singapore, Canada, Australia and France. Exposure to U.S. dollar/Euro and U.S. dollar/British pound exchange rate volatility is mitigated to some extent by our ability to source production needs with existing manufacturing capacity in Germany and Great Britain, and the exposure to the U.S. dollar/Japanese yen exchange rate volatility is to some extent mitigated by sourcing products denominated in yen from Japan or through contractual provisions in sales agreements with certain customers. Nevertheless, we have a direct and continuing exposure to both positive and negative foreign currency movements.

We report foreign exchange gains or losses on transactions as part of other (income) expense. Gains and losses on translation of foreign currency denominated balance sheets are classified as currency translation adjustments and are included in "accumulated other comprehensive loss" as part of shareholders' deficit.

CRITICAL ACCOUNTING POLICIES

There has been no material change in our Critical Accounting Policies as disclosed in our Registration Statement on Form S-4, as amended.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, information regarding certain items in our condensed consolidated statements of operations, in thousands:

                                                        Successor            Predecessor
                                                        ---------            -----------
                                                                   Three months ended
                                                        ------------------------------------------------
                                                        March 31,             March 31,             %
                                                          2004                  2003              Change
                                                        ---------            ----------           ------
Net sales:
     Professional Audio                                $ 53,757              $ 47,117             14.1%
     Audio and Wireless Technology                       13,509                13,758             -1.8%
                                                       --------              --------             ----
     Total net sales                                     67,266                60,875             10.5%
                                                       --------              --------             ----
Total gross profit                                       29,686                25,412
         % of sales                                        44.1%                 41.7%
Operating profit                                       $  6,861              $  3,218
                                                       ========              ========
Net income (loss)                                      $  1,196              $ (4,721)
                                                       ========              ========

THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THREE MONTHS ENDED MARCH 31, 2003

Net sales. Net sales increased $6.4 million, or 10.5%, from $60.9 million for the three months ended March 31, 2003 to $67.3 million for the three months ended March 31, 2004. Net sales strengthened in the first quarter of 2004 compared to the first quarter of 2003 as we experienced higher sales in our U.S. and Asian marketplaces. Net sales in the Professional Audio segment increased substantially for the three months ended March 31, 2004 compared to the corresponding period ended March 31, 2003 because of sales associated with new product introductions and stronger customer purchasing activity. Sales in the Audio and Wireless Technology segment declined due to the discontinuance of sales of computer audio products, which we exited in the second quarter of 2003. Our net sales, excluding the impact of discontinued products, increased approximately 11.3% for the three months ended March 31, 2004 compared to the three months ended March 31, 2003.

Net sales in the Professional Audio segment increased $6.6 million, or 14.1%, from $47.1 million for the three months ended March 31, 2003 to $53.7 million for the three months ended March 31, 2004. We generated increased U.S. and Asian net sales in the first quarter of 2004 as the professional audio marketplace rebounded from a slow economic cycle in the first quarter of 2003 when the world faced war concerns in Iraq and the Asian SARS epidemic. Sales of several products continued at the high levels of the fourth quarter of 2003 as customers continued to upgrade their equipment and technology. New products introduced in the first quarter of 2004 also generated strong customer interest and resulted in higher sales.

Net sales in the Audio and Wireless Technology segment decreased $0.2 million, or 1.8%, from $13.7 million for the three months ended March 31, 2003 to $13.5 million for the three months ended March 31, 2004. Net sales, excluding sales of computer audio products in both periods, increased approximately 1%. The increase in net sales, after excluding discontinued products, is attributed primarily to higher spending by governmental agencies on upgrades to their communications equipment.

Gross profit. Gross profit increased $4.3 million, or 16.8%, from $25.4 million for the three months ended March 31, 2003 to $29.7 million for the three months ended March 31, 2004. The gross margin rate increased to 44.1% for the three months ended March 31, 2004 compared to 41.7% for the three months ended March 31, 2003. The increase in the gross margin rate for 2004 from the corresponding period in 2003 is attributed primarily to sales of higher margin products and improved manufacturing efficiencies.

The gross margin rate for the Professional Audio segment increased from 42.3% for the three months ended March 31, 2003 to 44.4% for the three months ended March 31, 2004. The increase in the gross margin rate for 2004 from the corresponding period in 2003 is attributed primarily to the increased sales of high-margin products and continued manufacturing efficiencies.

The gross margin rate for the Audio and Wireless Technology segment increased from 40.0% for the three months ended March 31, 2003 to 43.0% for the three months ended March 31, 2004. The increase in the gross margin rate for 2004 from the corresponding period in 2003 is attributed primarily to increased sales of high-margin products.

Engineering. Engineering expenses decreased $0.1 million, or 3.1%, from $3.6 million for the three months ended March 31, 2003 to $3.5 million for the three months ended March 31, 2004. The spending for the three-month periods in 2004 and 2003 were relatively flat as we continue to invest in new product development, primarily in our Professional Audio segment.

Selling, general and administrative. Selling, general and administrative expenses increased $0.8 million, or 4.0%, from $18.6 million for the three months ended March 31, 2003 to $19.4 million for the three months ended March 31, 2004. The increase in expenses in 2004 is attributed mainly to higher international selling and marketing costs. Our international selling, general and administrative expenses increased in the 2004 period compared to the corresponding 2003 period from stronger foreign currencies compared to the U.S. dollar. We expect these expenses to remain relatively flat for the second quarter of 2004 and decline slightly in the second half of 2004.

Amortization of other intangibles. We recorded amortization expense related to identifiable intangible assets having definite lives of approximately $3,000 and $12,000 for the three months ended March 31, 2004 and 2003, respectively.

Interest expense. Interest expense decreased from $7.0 million for the three months ended March 31, 2003 to $4.2 million for the three months ended March 31, 2004. Interest expense decreased primarily because of the November 2003 debt restructuring which resulted in Telex having lower outstanding indebtedness as compared to Old Telex.

Other (loss) income, net. Other loss of $42,000 for the three months ended March 31, 2004 is principally from foreign currency losses offset by the amortization of deferred revenue for a patent fee, trademark license fee and non-compete agreement associated with the sale of the hearing instrument product lines in 2002. Other income of $83,000 for the three months ended March 31, 2003 is principally from amortization of deferred revenue for a patent fee, trademark license fee and non-compete agreement associated with the sale of the hearing instrument product lines in 2002. Amortization of the deferred revenue items will be substantially completed in 2004.

Income taxes. Our effective tax rate for the three-month period ended March 31, 2003, is not meaningful because a tax benefit has not been recorded on the pretax loss in the United States. The tax provision recorded relates only to the countries in which we are profitable. Income tax expense increased to $1.5 million in the three months ended March 31, 2004 from $1.0 million in the three months ended March 31, 2003. The change was mainly due to increased foreign taxable income. Our tax provision in the U.S. for 2004 is calculated on a separate company basis under a tax sharing agreement with Old Telex.

As of March 31, 2004, we have a reserve of $4.0 million included in income taxes payable for tax liability, penalties, and accrued interest (as of the settlement date) related to a dispute for taxable years 1990 through 1995. We have agreed with the Internal Revenue Service on the final amount of the tax liability to be paid and have been making monthly payments.

We have a net deferred tax asset of $9.0 million and have established a deferred tax valuation allowance of $8.6 million due to the uncertainty of the realization of future tax benefits. The valuation allowance relates primarily to the U.S. deferred tax asset as our realization of the future tax benefits in the U.S. is uncertain at March 31, 2004. We have considered this factor in reaching our conclusion as to the adequacy of the valuation allowance for financial reporting purposes.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2004, we had cash and cash equivalents of $9.9 million compared to $6.7 million at December 31, 2003.

Our principal source of funds for the three months ended March 31, 2004 consisted of $5.4 million of cash provided by operating activities. Our principal use of funds was for capital expenditures of $2.0 million. Our principal source of funds for the three months ended March 31, 2003 was $2.0 million of cash provided by operating activities. Our principal uses of funds for the three months ended March 31, 2003 were for debt retirement of $1.3 million, net of borrowings, and $1.3 million for capital expenditures.

Our investing activities consist mainly of capital expenditures to maintain facilities, acquire machines or tooling, update certain manufacturing processes, update information systems and improve efficiency. We anticipate our capital expenditures for 2004 will be in the range of $7.0 to $8.0 million.

Our accounts receivable balance of $47.6 million as of March 31, 2004 increased $0.1 million from $47.5 million at December 31, 2003. The increase is in line with Company projections for the first quarter based on revenues in the $66.0 million to $67.0 million range. No significant credit risks exist at March 31, 2004 that could impact future cash receipts from customers.

Our inventories of $49.8 million as of March 31, 2004 increased $3.8 million from $46.0 million at December 31, 2003. Our inventories increased in the first quarter as we built additional quantities of new product for introduction late in the quarter and anticipated high demand. We expect to reduce our investment in finished goods inventories in the future as we continue to focus on lean manufacturing processes and make to order concepts.

Our consolidated indebtedness decreased $0.1 million from $126.9 million at December 31, 2003 to $126.8 million at March 31, 2004. Our debt consists of $125.0 million of 11-1/2% Senior Secured Notes due October 2008 and $1.8 million of other debt in the U.S. and Germany. The decrease is attributed mainly to monthly principal payments on our other debt.

We rely mainly on internally generated funds and, to the extent necessary, borrowings under the U.S. revolving credit facility and foreign working capital lines to meet our liquidity needs. Our liquidity needs arise primarily from debt service, working capital needs and capital expenditure requirements.

Our current credit facilities include a U.S. $15.0 million senior secured credit facility entered into November 19, 2003 (expiring July 12, 2008), subject to certain borrowing base limitations. The credit facility is secured by substantially all of our and our domestic subsidiaries' current and future assets. In addition, we have foreign working capital lines (with on demand repayment provisions), subject to certain limitations, of $11.7 million. In certain instances the foreign working capital lines are secured by a lien on foreign real property, leaseholds, accounts receivable and inventory or are guaranteed by another subsidiary.

At March 31, 2004 we had no borrowings outstanding under our U.S. credit facility and foreign working capital lines. The net availability, after deduction for open letters of credit and borrowing base limitations, was $24.5 million. The effective annual interest rate under these facilities for amounts borrowed during the three months ended March 31, 2004 was 0.12%.

As of March 31, 2004 we made employer contributions to the pension plan of approximately $0.3 million and we will be making additional employer contributions totaling approximately $0.2 million during the next 12 months for the 2003 plan year. There are no required contributions for the 2004 plan year.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various market risks, including changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign exchange and interest rates. We have entered into various financial instruments to manage this risk. The counterparties to these transactions are major financial institutions. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

EXCHANGE RATE SENSITIVITY ANALYSIS

We enter into forward exchange contracts principally to hedge the currency fluctuations in transactions denominated in foreign currencies, thereby limiting our risk that would otherwise result from changes in exchange rates. During the three months ended March 31, 2004, the principal transactions hedged were certain intercompany balances attributed primarily to intercompany sales. Gains and losses on forward exchange contracts and the offsetting losses and gains on the hedged transactions are reflected in the condensed consolidated statements of operations.

At March 31, 2004, we had outstanding forward exchange contracts with a notional amount of $12.9 million and a weighted remaining maturity of 29 days.

At March 31, 2004, the difference between the fair value of all outstanding contracts, as estimated by the amount required to enter into offsetting contracts with similar remaining maturities based on quoted prices, and the contract amounts was immaterial. A 10 percent fluctuation in exchange rates for these currencies would change the fair value by approximately $1.3 million. However, since these contracts hedge foreign currency denominated transactions, any change in the fair value of the contracts would be substantially offset by changes in the underlying value of the transaction being hedged.

INTEREST RATE AND DEBT SENSITIVITY ANALYSIS

For fixed rate debt, interest rate changes affect the fair market value but do not impact our earnings or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact our future earnings and cash flows, assuming other factors are held constant.

At March 31, 2004, we had fixed rate debt of $125.9 million and an interest-free loan of $0.9 million. Holding all other variables constant, such as foreign exchange rates and debt levels, a one-percentage point decrease in interest rates would increase the unrealized fair market value of these debts by approximately $4.5 million.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of Telex's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of March 31, 2004. Based on that evaluation, our management, including the CEO and CFO, concluded that (i) our disclosure controls and procedures were effective as of the end of the period to ensure that the information that we are required to disclose in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms, and that (ii) the information that is required to be reported is accumulated and communicated to management, including our principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure. There have been no significant changes in our internal controls or in other factors that could significantly affect Telex's internal controls.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

     10.1 Purchase Agreement, dated March 26, 2004 between Telex Communications Holdings, Inc. and Raymond V. Malpocher.

     10.2 Subscription and Option Agreement, dated March 28, 2004 between Telex Communications Holdings, Inc. and Raymond V. Malpocher.

     31.1 Certification of Telex's Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

     31.2 Certification of Telex's Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

     32.1 Certification of Telex's Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

    None.

     SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                          TELEX COMMUNICATIONS, INC.

Dated: April 28, 2004                 By: /s/ Raymond V. Malpocher
                                          --------------------------------------
                                              Raymond V. Malpocher
                                              President and Chief Executive
                                              Officer

                                          TELEX COMMUNICATIONS, INC.

Dated: April 28, 2004                 By: /s/ Gregory W. Richter
                                          --------------------------------------
                                              Gregory W. Richter
                                              Vice President and Chief Financial
                                              Officer

                           TELEX COMMUNICATIONS, INC.
                                    FORM 10-Q
                                  EXHIBIT INDEX

EXHIBIT
NUMBER                        DESCRIPTION OF DOCUMENT
10.1     Purchase Agreement, dated March 26, 2004, between Telex Communications
         Holdings, Inc. and Raymond V. Malpocher.

10.2     Subscription and Option Agreement, dated March 28, 2004 between Telex
         Communications Holdings, Inc. and Raymond V. Malpocher.

31.1     Certification of Telex's Chief Executive Officer pursuant to Rule
         13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2     Certification of Telex's Chief Financial Officer pursuant to Rule
         13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1     Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant
         To Section 906 of the Sarbanes-Oxley Act of 2002.